Form 10QSB
period 2006-09-30
Shanghai Yutong Pharma, Inc
filed 2006-11-14
CIK 1353327

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30th, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to__________

Shanghai Yutong Pharma, Inc.
(Name of small business issuer in its charter)

Delaware	11-36816111
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

No. 2020 Huqingping Rd., Qingpu District,
Shanghai, 201702 China
(Address of principal executive offices and zip code)

86-21-5976-0042, 951-413-1085
Issuer's telephone number:

SEC File Number: 0-51811

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No[  X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,604,759 shares of common stock outstanding as of November 14th, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	4

Condensed Consolidated Balance Sheet as of September 30, 2006
(Unaudited)	5

Condensed Consolidated Statements of Operations and Accumulated Other
Comprehensive Income (Loss) for the Nine and Three Months Ended
September 30, 2006 and 2005 (Unaudited)	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Deficit) for the Years Ended December 31, 2005 and 2004 and the Nine
Months Ended September 30, 2006 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2006 and 2005 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements	9-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Shanghai Yutong Pharma, Inc.
(Formerly Child Vision, Inc.)
Shanghai, CHINA

I have reviewed the accompanying condensed consolidated balance sheet of Shanghai Yutong Pharma, Inc. (formerly Child Vision, Inc.) (the “Company”) as of September 30, 2006 and the related condensed consolidated statements of operations and accumulated other comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the nine months ended September 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

I conducted the reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has incurred substantial operating losses and has a large accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 1. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Michael Pollack CPA
Cherry Hill, NJ
November 2, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$561,982
Accounts receivable, net	26,226
Inventories	78,952
Prepaid expenses and other current assets	279,728

Total Current Assets	946,888

Fixed assets, net of depreciation	4,640,791

TOTAL ASSETS	$5,587,679

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of long-term debt	$3,316,079
Accounts payable and accrued expenses	866,317

Total Current Liabilities	4,182,396

Long-term Liabilities:
Long-term debt, net of current portion	190,361

Total Long-term Liabilities	190,361

Total Liabilities	4,372,757

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 5,000,000 shares authorized
and 0 shares issued and outstanding	-
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 21,604,759 shares issued and outstanding	21,605
Additional paid-in capital	9,958,337
Accumulated deficit	(8,844,503)
Accumulated other comprehensive income (loss)	79,483

Total Stockholders' Equity (Deficit)	1,214,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,587,679

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(IN US $)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

OPERATING REVENUES	$175,209	$528,817	$23,208	$236,157

COST OF SALES	544,182	573,404	451,344	32,157

GROSS PROFIT (LOSS)	(368,973)	(44,587)	(428,136)	204,000

OPERATING EXPENSES
General and administrative fees	112,942	733,585	33,768	81,509
Bad debt expense	147,511	-	129,343	-
Depreciation, amortization and impairment	98,104	91,584	31,157	29,632
Total Operating Expenses	358,557	825,169	194,268	111,141

(LOSS) BEFORE OTHER INCOME (EXPENSE)	(727,530)	(869,756)	(622,404)	92,859

OTHER INCOME (EXPENSE)
Gain on sale of assets	16,909	-	16,909	-
Interest income, net of expense	(5,886)	243	(6,054)	29
Total Other Income (Expense)	11,023	243	10,855	29

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(716,507)	(869,513)	(611,549)	92,888
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(716,507)	$(869,513)	$(611,549)	$92,888

NET EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.03)	$(0.04)	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,604,759	21,604,759	21,604,759	21,604,759

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(716,507)	$(869,513)	$(611,549)	$92,888
Other comprehensive income (loss)
Currency translation adjustments	37,633	-	21,113	-
Comprehensive income (loss)	$(678,874)	$(869,513)	$(590,436)	$92,888

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
(IN US $)

					Accumulated
				Additional	Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss	)	Total

Balance January 1, 2004	25,552,250	$25,552	$7,234,448	$(5,103,105)	$-		$2,156,895

Capital contributions	-	-	847,000	-	-		847,000

Net loss for the year ended December 31, 2004	-	-	-	(557,095)	-		(557,095)

Balance December 31, 2004	25,552,250	25,552	8,081,448	(5,660,200)	-		2,446,800

Shares cancelled upon reverse merger with
Shanghai Yutong	(25,500,000)	(25,500)	25,500	-	-		-

Shares issued in reverse merger with Shanghai
Yutong	17,806,625	17,807	(17,807)	-	-		-

Shares issued for services	3,745,884	3,746	1,869,196	-	-		1,872,942

Net loss for the year ended December 31, 2005	-	-	-	(2,467,796)	41,850		(2,425,946)

Balance December 31, 2005	21,604,759	21,605	9,958,337	(8,127,996)	41,850		1,893,796

Net loss for the nine months ended September 30, 2006	-	-	-	(716,507)	37,633		(678,874)

Balance June 30, 2006	21,604,759	$21,605	$9,958,337	$(8,844,503)	$79,483		$1,214,922

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(IN US $)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (716,507)	$ (869,513)

Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Depreciation, amortization and impairment	98,104	91,584
Allowance adjustment	147,511	-
Write-off of construction in progress, net	-	894,080

Changes in assets and liabilities
Decrease in accounts receivable	54,353	133,904
(Increase) decrease in inventory	645	(67,620)
(Increase) in prepaid expenses and other current assets	(151,667)	(51,379)
Increase (decrease) in accounts payable and
and accrued expenses	104,175	(24,225)
Total adjustments	253,121	976,344

Net cash provided by (used in) operating activities	(463,386)	106,831

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisitions) of fixed assets	(372,911)	(652,325)
Disposals of fixed assets	16,809	-

Net cash (used in) investing activities	(356,102)	(652,325)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from long-term debt payable	1,289,845	2,429,680
(Payments) of long-term debt payable	-	(2,105,400)

Net cash provided by financing activities	1,289,845	324,280

Effect of foreign currency translation	37,633	-

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	507,990	(221,214)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	53,992	261,693

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 561,982	$ 40,479

CASH PAID DURING THE PERIOD FOR:
Interest expense, net of amounts capitalized	$ -	$ -

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Shanghai Yutong Pharmaceutical Co. Ltd. (“Shanghai Yutong”) was established in Shanghai of the Peoples Republic of China (“PRC”) by Beijing Yurui Information Consulting Co. Ltd., Quanxin Industry & Development Co., Ltd., Beijin Deruitang Biology & Health Production Co. ltd., Shanghai Yihao Culture Development Co. ltd., Shanxi Ruike Investment Enterprise and nine individuals on February 27, 2002. In 2005, Quanxin Industry & Development Co. Ltd. was bankrupted and their ownership interest was transferred to two of the individuals.

Shanghai Yutong was first organized for the purpose of the development, manufacturing and commercialization of traditional Chinese herbal medicines and biological pharmaceuticals. The Company conducts its business exclusively in the PRC.

On June 14, 2005, Shanghai Yutong through a share exchange agreement, was acquired through a reverse merger by Child Vision, Inc. On June 22, 2005, Shanghai Yutong changed its name to Shanghai Yutong Pharma, Inc. (the “Company”).

As modern medical science is experiencing a change from biological research to biological-psychological-social research with traditional medical science playing a more important role than ever, the Company has positioned itself with the products they currently manufacture as well as the products under development to be successful. Many modern chemical medicines contain high toxicities and present numerous side effects. Purely chemical medicines are difficult, time consuming and expensive to develop.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

The Company’s Traditional Chinese Medicines represent advantages over chemical medicines and the process of combining herbal extraction and chemical medicines is becoming a popular alternative, following the current trends of "natural" and "green" products in a variety of industries.

The Company sells its products on a wholesale basis to distributors who resell the product to customers located in China. The Company has two major sales agents, Shanghai Huashen Pharmaceutical Ltd., and Beijing Guoxinhuaan Pharmaceutical Ltd., who distribute approximately 95% of the products. In general, sales are made under a purchase order arrangement with payment in full on the order due prior to shipment. The Company does not sell its products directly to end-users.

The Company employs Good Manufacturing Practice “GMP” approved methods in processing and manufacturing its products. The Company obtains its raw materials from company-approved vendors and then process the materials into Traditional Chinese Medicine formulas in its facility. In the case of batch manufacturing, the Company employs a fully automated production line to produce the bio-engineered neutraceuticals. Post Production, the product is shipped to vendors. The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract.

Once the purification process has been completed, the extract is concentrated and re-filtering at which time it is packaged and shipped to its customers. The Company maintains approximately one month of finished product on hand, and approximately two months of raw materials for production.

The GMP inspection was performed by the China Ministry of Agriculture. The Chinese central government mandates manufacturers of Chinese herbs to comply with GMP standards by December 31, 2005. Starting on January 1, 2006, only products manufactured within GMP certified facilities are available for sale in China. Currently, approximately one third of Chinese manufacturers in this industry are in compliance with the new mandate. The Company has invested substantial capital in its manufacturing facility in order to comply with the more stringent standards mandated by the central government in order to pass the GMP inspection.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has a working capital deficiency of $3,235,508. There is no guarantee that the Company will be able to sustain operations and raise the necessary capital to increase its development and manufacturing of its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

Going Concern (Continued)

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as the Company’s ability to continue to expand its distribution points as well as the fact that with the GMP approved facility, the Company will be in position to attract new customers.

The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to sustain profitable operations and its ability to raise additional capital. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $6,301 as of September 30, 2006 in cash on hand. The remainder of the cash was in financial institutions.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Inventory

Inventory is valued at the lower of cost or market (using the weighted average method) and net realizable value. Inventory includes raw material, work in process and finished goods.

The net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion, selling expenses and related taxes.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Currency Translation

The Company’s functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of September 30, 2006 and 2005 were 7.8798 and 8.3, respectively, and the average period RMB to the US dollar for 2006 and 2005 were 7.9422 and 8.3, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2006 and 2005, the Company recorded approximately $37,633 and $0 in transaction gains (losses) as a result of currency translation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are included in cost of sales as they relate to product development and they are expensed as incurred.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company generates revenue from: (a) the sale of its nutritional herbal products; and (b) from a marketing support agreement with Beijing Guoxinhuaan Company which commenced in 2004 which granted the Company the sole agency right to Qilisheng, the Company’s main herbal product.

Revenue for the sale of its goods are recognized in accordance with Staff Accounting Bulletin 101. Revenue is recognized when:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectibility is reasonably assured.

With respect to revenue recognition on support or service agreements, the Company recognizes revenue when the services are performed, in accordance with the terms of the agreements. These prices are fixed or determinable, and the Company assesses the customer’s ability to meet the terms of the agreement, including payment terms prior to entering into such agreement.

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of operations as incurred.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve for uncollectibles of $526,875 as of September 30, 2006.

Accounts receivable are generally due within 30 days and collateral is not required.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2006 and 2005 are included in selling and promotional expenses in the condensed consolidated statements of operations.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advance to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, net of the estimated residual values; buildings - 20 years (3% estimated residual value), electronic equipment - 10 years (3% residual value), and machinery- 5 years (4% residual value) and vehicles - 3 years (no residual value). In addition, the Company purchased land use rights that are for a period of fifty years with no residual value.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred, as well as interest charges directly related to debt incurred on behalf of particular construction projects. Capitalization of these costs ceases and the construction in progress is transferred to fixed assets (building or equipment) when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

[Missing Graphic Reference]

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate applicable ranges from 15% to 34%.

Stock-Based Compensation

The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2006 and 2005 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

	Nine Months Ended September 30,
	2006		2005
Net (loss):
As reported	($716,507)		($869,513)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-		-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects Pro forma	(- ($716,507	) )	(-($869,513))
Net (loss) per share:
As reported:
Basic	($0.03)		($0.04)
Diluted	($0.03)		($0.04)
Pro forma:
Basic	($0.03)		($0.04)
Diluted	($0.03)		($0.04)

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2006 and 2005, the Company operated in one segment and one geographical location.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim or annual reporting period that begins after December 15, 2005.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 3- FIXED ASSETS

Fixed assets as of September 30, 2006 were as follows:
	Estimated Useful
	Lives (Years)
Land use right	50	$1,812,590
Buildings	20	945,267
Electronic equipment	10	105,576
Machinery	5	1,790,823
Vehicles	3	49,144
Construction in progress		1,037,177

		5,740,577
Less: accumulated depreciation		1,099,786
Property and equipment, net		$4,640,791

There was $98,104 and $91,584 charged to operations for depreciation expense for the nine months ended September 30, 2006 and 2005, respectively. There was no impairment for these assets during the nine months ended September 30, 2006 and 2005. The Company sold approximately $52,000 of fixed assets that were fully depreciated for $16,909 in 2006.

The Company pledged $835,000 of building and land use rights as security for a portion of its outstanding debt (See Note 5).

The Company has land use rights to possess and use a piece of land with an approximately combined area of 17,106 square feet including that of 12,856 square feet building on as office located at No.2020 Huqingping Rd., Qingpu District, Shanghai, 201702 China. In addition there is another land use right with an approximately combined area of 10,428 square feet as for warehouse production line.

The buildings consist of ten buildings of manufacturing plants, office, warehouse and staff facilities, which include drive workshop, test workshop, inventory warehouse. The Company employs Good Manufacturing Practice “GMP” approved methods in processing and manufacturing its products. The Company obtains its raw materials from company-approved vendors and then process the materials into Traditional Chinese Medicine formulas in its facility. In the case of batch manufacturing, the Company employs a fully automated production line to produce the bio-engineered neutraceuticals. Post Production, the product is shipped to vendors. The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract.

Capitalized interest included for the nine months ended September 30, 2006 and 2005 in construction in progress is $128,155 and $73,800, respectively.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 4- INVENTORIES

Inventories consisted of the following as of September 30, 2006:

Raw materials	$14,826
Work in process	-
Finished goods	137,079

151,905
Less: provision for write-down of inventory	72,953
Property and equipment, net	$78,952

The provision for write-down of inventory for the nine months ended September 30, 2006 is the result of certain medicines that have not yet been approved by the agency responsible for approvals. There is no obsolescence of inventory for these periods..

NOTE 5- LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2006:

Loans with China Merchants Bank at a rate ranging between 6.4% and 12% interest commencing May 19, 2003 maturing January 9, 2005. Proceeds of the loan were used to fund the construction of the laboratories. Upon maturity, Company entered into new loan increasing principal	$2,173,916

Loan with Shanghai Qingpu Finance Administration Bureau which is interest free with no specific terms of repayment commencing May 19, 2002 originally maturing in three years. Proceeds of the loan were used to fund the construction of the laboratories. Amount funded extended one-year.	$190,361

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 5- LONG-TERM DEBT (CONTINUED)

Loan with China Shengzhen Bank at a rate approximating 7.038% interest commencing September 2006 maturing September 2007. Proceeds of the loan were used to complete the building.	1,142,163

3,506,440
Less: Current portion	(3,316,079)
Total	$190,361
The approximate amount of all notes payable maturities in the next two years and in the aggregate are as follows at September 30, 2006:

2007	$3,316,079
2008	190,361

Total	$3,506,440

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $.001. On June 17, 2005, the board of directors approved a forward 5 for 1 stock and all share amounts are being reflected post-split unless specifically identified otherwise.

Prior to the merger in June 2005, the Company had 25,552,250 shares of common stock issued and outstanding. Simultaneous with the merger, the Company cancelled 25,500,000 of these shares and issued 17,806,625 shares in exchange for 100% of the stock of Shanghai Yutong, effectuating a reverse merger. The value of the transaction was $145,000.

Additionally, the authorized stock increased from 20,000,000 to 50,000,000 shares.

In July 2005, the Company issued 3,745,884 shares of stock for services valued at $.50 per share or $1,872,942. This increased the number of shares issued and outstanding to 21,604,759.

During 2004, Shanghai Yutong issued 847,000 shares (pre-merger) to two individuals for a cash infusion of $847,000.

The Company has not granted any options or warrants during 2006 or 2005.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock

As of September 30, 2006, the Company has 5,000,000 shares of common stock authorized with a par value of $.001. There are no shares issued and outstanding.

NOTE 7- PROVISION FOR INCOME TAXES

Corporate Income Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 15% and 33%. The corporate income tax for 2006 and 2005 was 15% because Shanghai Yutong is considered a high technology company by the Chinese government. When the Chinese government considers that Shanghai Yutong is no longer a high technology company, they will be taxed at the 33% corporate income tax rate. No determination can be made at this point how long Shanghai Yutong will be taxed at the 15% corporate income tax rate.

Due to the recurring losses, the Company has not recognized any tax expense for 2006 or 2005, respectively.

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2006, deferred tax assets consist of the following:

[Missing Graphic Reference]
At September 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $8,844,503, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SHANGHAI YUTONG PHARMA, INC.
(FORMERLY CHILD VISION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- PROVISION FOR INCOME TAXES (CONTINUED)

Corporate Income Taxes (Continued)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2006 and 2005 is summarized as follows:
	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
Valuation allowance	34.0	34.0
	0%	0%

Value Added Tax

In accordance with the relevant taxation laws in the PRC, the Value Added tax (“VAT”) rate for export sales is 0% and domestic sales is either 13% or 17%. VAT is levied at 13% or 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases.

Included in accounts payable and accrued expenses is $23,695 of VAT payable as of September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.
The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

In this Section, the Company will discuss the following: (i) key factors in evaluating the Company’s financial performance; (ii) application of critical accounting policies, which explains the accounting policies necessary to understand how the Company records its financial information; (iii) results of operations - consolidated, in which the Company’s consolidated results are compared year/period to year/period to recognize trends; (iv) liquidity and capital resources; (v) contractual and commercial obligations; and (vi) recently issued accounting standards.

Key Factors in Evaluating the Company’s Financial Performance

Management believes the following factors should be considered when evaluating the Company’s reported financial information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

The majority of the Company's revenue is derived from the sale of nutritional herbal products in the People’s Republic of China (“China” or “PRC”). The Company sells its product only in China. The Company’s facility has been approved by the Chinese Government Good Manufacturing Practice (“GMP”) through an inspection performed by the China Ministry of Agriculture. Commencing January 1, 2006, the Chinese government mandates manufactures of these herbs to be approved by the GMP. We believe that only one-third of the facilities currently manufacturing these herbs to be in accordance with the standards the GMP imposes, thus approved. The nutritional herbal products include Qilisheng, Liushenqu and Shengmaiyin. Additionally, the Company generates revenues from a marketing support agreement with Beijing Guoxinhuaa Company for the period January 4, 2006 through December 31, 2006. Under the agreement, Beijing Guoxinhuaa was granted the sole right to sell Qilisheng and Shenmaiyong in the Beijing area. Beijing Guoxinhuaa agreed to sell a minimum of 1,000,000 RMB or approximately $125,156 of product during the term and pay 30,000 RMB or approximately $3,755 as an agency fee and 3,200,000 RMB or approximately $400,500 as a marketing and service fee. The agency fee and the marketing and services fee are akin to franchise-type fees paid for the right to sell products in the U.S. The agreement provides that the agency fee and the marketing and service fee must be paid even if the minimum sales are not met but provides no other penalty or similar provision if the minimum sales are not met. If Beijing Guoxinhuaa violates the terms of the contract, we have the right to cancel the contract, and Beijing Guozinhuaa is obligated to pay us a cancellation fee 20,000RMB of $2,462 in addition to our retaining the entire agency fee and marketing and services fee. If we violate our obligations under the contract, we are required to reimburse Beijing Guoxinhuaa half or 50% of the aggregate agency fee and marketing or service fee of 1,765,000 RMB or approx $202,028.

The Company’s products include:

Qilisheng: This herb, a product formulated to be a general health enhancer by fortifying the immune system has been our main product, and prior to 2005 accounting for approximately 50% of our revenues.

Liushenqu: This herb is utilized in the treatment for vomiting and dysentery. Sales of Liushenqu decreased from 2003 in 2004 and 2005 as did the margins due to the production of Qilisheng. We increased production of this herb again in 2006 due to the cost of the raw material used to manufacture this herb decreasing in 2006 from levels in 2005 and 2004.

Shenmaiyong: This herb is utilized in the protection of vital energy and promotion of body fluid. Sales in 2005 rose dramatically from 2004 and 2003 levels. Sales in 2006 continue to be approximately 10% of total sales.

The above mentioned products do not require a certificate, permit, approval or other authorization for their sales as neutraceuticals, similar to U.S. regulations of vitamins and non-medical nutritional supplements.

Customer Concentration

The Company has derived and believes that it will continue to derive a significant portion of its revenue from a limited number of customers and herbs. For the years ended December 31, 2005 and 2004 and the nine months ended September 30, 2006 the Company's two largest customers accounted for in the aggregate approximately 96%, 96% and 96% of its revenue, respectively. During these periods both of these customers accounted for more than 10% of revenue.

Product

For the nine months ended September 30, 2006, the Company derived the following percentages of total revenue from the following products.

Nine months Ended September 30 , 2006

Qilisheng	0%
Liushenqu	95.1%
Shenmaiyong	3.1%

Markets

The Company currently serves China. No products are sold outside of China.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

Total revenue for the three months ended September 30, 2006, decreased approximately 90% for a decrease of $212,949, compared with total revenue for the three months ended September 30, 2005, decreasing from $236,157 to $23,208. This decrease was a result of change in market conditions caused by the elimination of the threat of a breakout of SARS. Qilisheng was specifically engineered to improve the immunity system to ward off flu-like symptoms indicative of the SARS disease

Cost of sales increased from $32,157 in the three months ended September 30, 2005, to $451,344 in the three months ended September 30, 2006, for an increase of 71% or $419,187. The increase in cost of sales resulted primarily from the increase in cost of raw materials to manufacture the products.

Gross profit decreased from $204,000 in the three months ended September 30, 2005, to $(428,136) for a decrease of $632,136 for the three months ended September 30, 2006. The Company’s overall gross margin was (94%) for the three months ended September 30, 2006, compared to 85% for the same period in 2005. This decrease in margins is attributable to market conditions and increased competition within the traditional Chinese medicine field

During the three months ended September 30, 2006, our total operating expenses increased to $194,268, as compared to approximately $111,141 for the three months ended September 30, 2005, for an increase of nearly 75%. Of this increase, salaries and employee costs decreased from $81,509 to $33,768. Of this decrease a majority was attributed to decrease in salaries paid to employees involved in development of the Research and Development facility. The Company increased its incurred bad debt expense from $0 for the three months ended September 30, 2005 to $129,343 for the three months ended September 30, 2006. This was due to a right off for an increase in reserves for uncollectible receivables. Amortization and depreciation increased from $29,632 to $31,157 for an increase of 4.9%.

During the three months ended September 30, 2006, other income increased to $10,855, as compared to $29 for the three months ended September 30, 2005, for an increase of 375%. Of this increase, the Company earned $16,909 on sales of fixed assets. The Company also had a decrease in interest income, net of expense of $ (6,054) for the three months ended September 30, 2006 compared to $29 for the three months ended September 30, 2005, a decrease of 99%. The interest expense is the result of added obligations during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

Total revenues for the nine months ended September 30, 2006, decreased approximately 66.8% or $353,608 from $528,817 for the nine months ended September 30, 2005 compared to $175,209 for the nine months ended September 30, 2006. This decrease was a result of change in market conditions caused by the elimination of the threat of a breakout of SARS. Qilisheng was specifically engineered to improve the immunity system to ward off flu-like symptoms indicative of the SARS disease

Cost of sales for the nine months ended September 30, 2006 decreased approximately 5% or $29,222 from $573,404 for the nine months ended September 30, 2005 to $544,182 for the nine months ended September 30, 2006. The decrease in cost of sales was attributed to more favorable pricing of raw materials in 2006.

Gross profit decreased by $324,386 from a loss of $44,857 for the nine months ended September 30, 2005 to a loss of $368,973 for the nine months ended September 30, 2006. The decrease in gross profit was caused by the lack of sales from Qilisheng. The Company's overall gross profit was (47%) for the nine months ended September 30, 2006, compared to (8.4%) for the same period in 2005. This decrease in gross profit is attributed to lack of sales for Qilisheng.

During the nine months ended September 30, 2006, total operating expenses decreased to $358,557, as compared to $825,169 for the nine months ended September 30, 2005, a decrease of 56%. Of this decrease, salaries and administrative fees decreased nearly 85% from $733,585 for the nine months ended September 30, 2005 to $112,942 for the nine months ended September 30, 2006. Of this decrease a majority was attributed to decrease in salaries paid to employees involved in development of the Research and Development Center. Bad debt expenses were $147,511 for the nine months ended September 30, 2006 as compared to (0) bad debt expenses during the nine months ended September 30, 2005. This was due to a right off for an increase in reserves for uncollectible receivables. Depreciation and amortization increased from $91,854 to $98,104, an increase of 6.4% from 2005 to 2006.

During the nine months ended September 30, 2006, other income increased $10,780 to $11,023, as compared to $243 for the nine months ended September 30, 2005, an increase of 4,5%. Of this increase, the Company earned $16,909 on the sale of fixed assets. Additionally, the Company had a decrease in interest income, net of expense of $ (5,643) from $ (5,886) for the nine months ended September 30, 2006 compared to $243 for the nine months ended September 30, 2005, a decrease of 99%.

The Company during the nine months ended September 30, 2006 and 2005 has net losses of $716,507 and $869,513, respectively. These represent a loss of approximately $ (0.03) and $ (0.04) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, the Company used $463,386 in cash compared to providing $106,831 in cash for the nine months ended September 30, 2005. The change in cash from operations is primarily the result of the write-off of construction in progress in 2005 of $894,080 The write-off of construction was incurred due to a change in the local governments rules regarding GMP construction. This was offset by the change in the allowance of bad debt of $147,511 and the increase in accounts payable and accrued expenses of $128,400 due to decrease in overall profitability.

Net cash used in investing activities totaled $ (356,102) for the nine months ended September 30, 2006, compared with $ (652,325) of net cash used in investing activities for the nine months ended September 30, 2005. The Company was able to dispose of fixed assets for the nine months ended September 30, 2006 of $16,809 and expended $372,911 for capital expenditures for equipment to develop new product lines and for building materials and costs for expansion of their Research and Development facility . The Company's investing activities for the nine months ended September 30, 2005 were all related to expenditures of these fixed assets.

Net cash provided by financing activities totaled about $1,289,845 for the nine months ended September 30, 2006, compared with $324,280 of net cash provided by financing activities for the nine months ended September 30, 2005. Cash provided by financing activities for the nine months ended September 30, 2006, consisted primarily of a loan of $1,289,845 from a bank debt.

As of September 30, 2006, we have been provided note payables from various Financial Institutions including China Merchants Bank, China Shengzhen Bank, and Shaghai Qingpu Finance Administration Bureau totaling $3,506,440 by. These notes are secured by the companies assets including their laboratories, Research and Development facilities, materials, equipment and property.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30th, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PartT II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit #	Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Attached.

32.1
Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006	By:	/s/ Lu Jiang’an

President and Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer